Form 10QSB
period 2001-03-31
GLOBALSOFT ACQUISITION GROUP INC
filed 2001-05-17
CIK 1135297

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 2001

                                    OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

                   Commission file number 0-32391

                           Globalsoft Acquisition Group, Inc.
              (Name of Small Business Issuer in its charter)



                Nevada                                       	91-2078845
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


     1522 W. Manchester Ave. Los Angeles, CA          90047
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (323) 971-6063




     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

               Common Stock, $.0001 par value per share
                           (Title or class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been
 subject  to such filing requirements for the past 90 days.  YES [x]   NO [ ]

     As of March 31, 2001, the Registrant has outstanding 9,500,000 shares of Common Stock.



                 Globalsoft Acquisition Group, Inc.

                       Form 10-QSB

                    Quarterly Report

                     March 31, 2001


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Accountants' Review Report

(2) Financial Statements

     Balance Sheet at March 31, 2001
     Statements of Operations for the three months ended March 31, 2001

     Statements of Operations for the three months ended March 31, 2001

     Statement of Changes in Stock Holders Equity for
	For the three months ended March 31, 2001

     Statement of Cash Flows for the three months
	Ended March 31, 2001

     Notes to Unaudited Financial Statements

(2) Management's Discussion and Analysis











JUNG GIL CHOI	A PROFESSIONAL CORPORATION
ERNEST E. DOW	3435 WILSHIRE BLVD., SUITE 1700
DANIEL S. IAN	LOS ANGELES, CALIFORNIA 90010
SUNG HA HONG	TELEPHONE: (213) 365-1700
PAUL YUH P. LEE	FAX: (213) 365-1726


To the Board of Directors
Globalsoft Acquisition Group, Inc.
1522 W. Manchester Ave.
Los Angeles, CA 90047-5424

We have reviewed the accompanying balance sheet of Globalsoft Acquisition Group, Inc. (A California corporation) as of March 31, 2001 and the related statements of income and retained earnings, and cash flows for the three months then ended in accordance with standards established by the American Institute of Certified Public Accountants (Statements on Standard for Accounting and Review Services issued by the American Institute of Certified Public Accountants). All information included in this financial statement is the representation of the management of the Company.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has been in the development stage since its inception. Realization of the Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.




   By: /s/ Choi, Dow, Ian, Hong & Lee, CPA's
            ------------------------------------



Los Angeles, California
May 10, 2001






GLOBALSOFT ACQUISITION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2001





NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

A.	ORGANIZATION

The Company was incorporated on November 7, 2000 in the State of Nevada.
The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date.

B.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash and other highly liquid debt instruments with an original maturity of less than three months.

C.	INTANGIBLE ASSETS

The cost of intangible assets is amortized using the straight-line method over the estimated useful economic life. They are stated at cost less accumulatedamortization. Organization costs are amortized over a 5-year period. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the period presented.

D.	NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss for the period by theweighted average number of common shares outstanding for the period.

E.	USE OF ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual result could differ from these estimates.


NOTE 2. STOCKHOLDER'S EQUITY

Total number of shares authorized at the inception is 10,000,000 shares. In November, the Company sold 9,500,000 stock subscriptions with $.0001 par value in exchange for the organization costs paid by the shareholder and stock subscriptions receivable.





GLOBALSOFT ACQUISITION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2001





NOTE 3. GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. As discussed in Note 1 the Company is in the development stage and the realization of its assets is dependent upon its ability to meet its future financial requirements, and the success of its future operations.

Management plans include obtaining additional equity financing and the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern.


<Table 1>

GLOBALSOFT ACQUISITON GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2001



ASSETS

Current Assets

	Stock subscription receivable					$	442

Other Assets

	Organization cost - net of amortization of $42 - Note 1			466

		Total assets						$	908




LIABILITIES AND STOCKHOLDER'S EQUITY


Stockholder's Equity - Note 2

Common stock  $0.0001 par value, 10,000,000
authorized, 9,500,000 issued and outstanding	$	950
Deficit accumulated during the development stage		(42)	$	908

	Total Liabilities and Stockholder's Equity			$	908




<Table 2>

GLOBALSOFT ACQUISTION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIODE FROM  JANUARY 1, 2001 TO MARCH 31, 2001


Net Sales							$	-

Operating Expenses							 (25)

Income from Operation							 (25)

Other Income and (Expenses)						-

Income (Loss) before Income Tax						 (25)

Provision for Income Tax							-

Net Income (Loss)						$	 (25)

Deficit accumulated during the development stage, December 31, 2000         (17)

Deficit accumulated during the development stage, March 31, 2001 $          (42)

Per Share Information:

Weighted average number of common shares outstanding
			- basic and fully diluted			9,500,000

(Loss) per share - basic and fully diluted				$	-
























<Table 3>

GLOBALSOFT ACQUISITION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE PERIODE FROM JANUARY 1, 2001 TO MARCH 31, 2001






							   DEFICIT ACCUMULATED
							            DURING THE
				COMMON STOCK	   DEVELOPMENT STAGE
TOTAL
				Shares		Amount

Common Stock Subscriptions,
	December 31, 2000	9,500,000	$    950	$	(17)		$     933

Common Stock Subscription          (9,500,000)                (950)
Common Stock			9,500,000	      950
Net (loss) for the year						(25)		       (25)

Balance March 31, 2001    	9,500,000	$    950	$	(42)		$     908


























<Table 4>


GLOBALSOFT ACQUISITION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIODE FROM JANUARY 1, 2001 TO MARCH 31, 2001



Cash flows from operating activities:

	Net income (loss)							$	(25)
	Adjustment to reconcile net income to net cash provided by
	   Operating activities:
	        Amortization expense		$	25


		Net cash used by operating activities			                 25

Cash flows from investing activities:


		Net cash used by investing activities				-

Cash flows from financing activities:



		Net cash provided by financing activities				  00


Net change in cash and cash equivalent						-

Cash and cash equivalents at December 31, 2000					-

Cash and cash equivalents at March 31, 2001				$	-


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Globalsoft Acquisition Group, Inc.

Date: May 10, 2001

                           By: /s/ Mark H. Rhynes
                           ----------------------------------
                           Mark H. Rhynes
                           President, Chief Executive Officer
                           Treasurer and Director