Form 10-Q
period 2001-06-30
GLOBALSOFT ACQUISITION GROUP INC
filed 2001-08-06
CIK 1135297

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2001

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

     As of June 30, 2001, the Registrant has outstanding 9,500,000 shares of Common Stock.




Globalsoft Acquisition Group, Inc.
Form 10-QSB
Quarterly Report
June 30, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

								      Page

(1)  Accountant's Review Report						1

(2) Financial Statements

     Balance Sheet at June 30, 2001   					2

     Statements of Operations for the three and six months		3
       ended June 30, 2001

     Statement of Changes in Stock Holders Equity for			4
	 For the three and six months ended June 30, 2001

     Statement of Cash Flows for the three and six months		5
	 Ended June 30, 2001

     Notes to Financial Statements					6-7

(3) Management's Discussion and Analysis

PART II. OTHER INFORMATION

CHOI, DOW, IAN, HONG & LEE, CPA's
JUNG GIL CHOI	A PROFESSIONAL CORPORATION
ERNEST E. DOW	3435 WILSHIRE BLVD., SUITE 1700
DANIEL S. IAN	LOS ANGELES, CALIFORNIA 90010
SUNG HA HONG	TELEPHONE: (213) 365-1700
PAUL YUH P. LEE	FAX: (213) 365-1726


To the Board of Directors
Globalsoft Acquisition Group, Inc.
1522 W. Manchester Ave.
Los Angeles, CA 90047-5424



We have reviewed the accompanying balance sheet of Globalsoft Acquisition Group, Inc. (A Nevada corporation) as of June 30, 2001 and the related statements of operations, changes in stockholder's equity, and cash flows for the three and six months then ended in accordance with standards established by the American Institute of Certified Public Accountants (Statements on Standard for Accounting and Review Services issued by the American Institute of Certified Public Accountants). All information included in this financial statement is the representation of the management of the Company.

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


   By: /s/ Choi, Dow, Ian, Hong & Lee, CPA's
            ------------------------------------
	     Choi, Dow, Ian, Hong & Lee, CPA's


Los Angeles, California
July 31, 2001



<Table 1>

GLOBALSOFT ACQUISITON GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF June 30, 2001



ASSETS

Current Assets

	Stock subscription receivable					$	442

Other Assets

	Organization cost - net of amortization of $62 - Note 1		        440

		Total assets						$	882



LIABILITIES AND STOCKHOLDER'S EQUITY

	Account payable							$	500

Stockholder's Equity - Note 2

Common stock  $0.0001 par value, 10,000,000
authorized, 9,500,000 issued and outstanding				$	950
Deficit accumulated during the development stage     (568)	$		382

	Total Liabilities and Stockholder's Equity			$	882


See accompanying notes to financial statements

<Table 2>

GLOBALSOFT ACQUISTION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001


							Three Months	Six Months
							Ended June 30,	Ended June 30,
							2001			2001

Net Sales						$	-		$	-

Operating Expenses					(525)			(551)

Income from Operation					(525)			(551)

Other Income and (Expenses)				-			-

Income (Loss) before Income Tax			        (525)			(551)

Provision for Income Tax				-			-

Net Income (Loss)				$	(525)			(551)

Deficit accumulated during the development stage
	April 1, 2001 and January 1, 2001		( 42)			( 17)

Deficit accumulated during the development stage
	June 30, 2001				$	(568)			(568)

Per Share Information:

Weighted average number of common shares outstanding
			- basic and fully diluted	9,500,000	   9,500,000

(Loss) per share basic and fully diluted	$	-		$	-

See accompanying notes to financial statements



<Table 3>

GLOBALSOFT ACQUISITION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001






							   DEFICIT ACCUMULATED
							            DURING THE
				COMMON STOCK	   DEVELOPMENT STAGE        TOTAL
				Shares		Amount

Common Stock Subscriptions,
Balance January 1, 2001	  9,500,000	$    950	$	(17)		$     933

Common Stock Subscription(9,500,000)    (950)
Common Stock		  9,500,000	     950
Net (loss) for the 1st Qtr					(25)		      (25)

Balance March 31, 2001    	9,500,000	$    950   $(42)		$     908

See accompanying notes to financial statements

<Table 4>


GLOBALSOFT ACQUISITION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001


Three Months	Six Months
								Ended June 30,	Ended June 30,
								2001			2001


Cash flows from operating activities:

	Net income (loss)					$	(525)	$	(551)
	Adjustment to reconcile net income to net cash provided by
	   Operating activities:
	        Amortization expense				          25	          51
	        Increase in accounts payable		                 500		 500

		Net cash used by operating activities	                 525		 551

Cash flows from investing activities:


		Net cash used by investing activities	-			-

Cash flows from financing activities:


		Net cash provided by financing activities	-			-


Net change in cash and cash equivalent			-			-

Cash and cash equivalents at April 1, 2001 and		-			-
	January 1, 2001

Cash and cash equivalents at June 30, 2001	$	-		$	-

See accompanying notes to financial statements

GLOBALSOFT ACQUISITION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

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

INTANGIBLE ASSETS

The cost of intangible assets is amortized using the straight-line method over the estimated useful economic life. They are stated at cost less accumulated amortization. Organization costs are amortized over a 5-year period. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the period presented.

NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

USE OF ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual result could differ from these estimates.


NOTE 2. STOCKHOLDER'S EQUITY

The Company issued 9,500,000 shares of its $0.0001 par value common stock to an officer. The officer paid organization costs of the Company in exchange for 4,912,200 shares.


GLOBALSOFT ACQUISITION GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001




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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards . There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                            PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None


ITEM 2. CHANGES IN SECURITIES
        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None


ITEM 5. OTHER INFORMATION

        None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Globalsoft Acquisition Group, Inc.

Date: July 31, 2001

                           By: /s/ Mark H. Rhynes
                           ----------------------------------
                           Mark H. Rhynes
                           President, Chief Executive Officer
                           Treasurer and Director